Form 10-K
period 2018-12-31
GM Financial Automobile Leasing Trust 2017-2
filed 2019-03-22
CIK 1704323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission file number of the issuing entity: 333-207859-07

CIK number of issuing entity: 0001704323

GM FINANCIAL AUTOMOBILE LEASING TRUST 2017-2

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-207859

CIK number of depositor: 0001631055

GMF LEASING LLC

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

CIK number of sponsor: 0001002761

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	82-6240244
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3500
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

Not applicable to this registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of April 30, 2017, between GM Financial Automobile Leasing Trust 2017-2 and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on June 20, 2017).

Exhibit 4.3	Amended and Restated Trust Agreement, dated as of April 30, 2017, between GMF Leasing LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on June 20, 2017).

Exhibit 4.5	2017-2 Exchange Note Supplement, dated as of April 30, 2017, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent(incorporated by reference from Exhibit 4.5 of the Current Report on Form8-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on June 20, 2017).

Exhibit 4.6	Second Amended and Restated Credit and Security Agreement, dated as of January 24, 2018, among ACAR Leasing Ltd., as Borrower, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Lender and Servicer, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 4.6 of the Annual Report on Form 10-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on March 27, 2018).

Exhibit 10.1	2017-2 Exchange Note Sale Agreement, dated as of April 30, 2017, between AmeriCredit Financial Services, Inc., d/b/a GM Financial and GMF Leasing LLC, as Depositor (incorporated by reference from Exhibit10.1 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on June 20, 2017).

Exhibit 10.2	2017-2 Exchange Note Transfer Agreement, dated as of April 30, 2017, between GMF Leasing LLC., as Transferor and GM Financial Automobile Leasing Trust 2017-2, as Transferee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on June 20, 2017).

Exhibit 10.4	2017-2 Servicing Supplement, dated as of April 30, 2017, among ACAR Leasing Ltd, as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee, (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on June 20, 2017).

Exhibit 10.5	Asset Representations Review Agreement, dated as of April 30, 2017, among GM Financial Automobile Leasing Trust 2017-2, AmeriCredit Financial Services, Inc., d/b/a GM Financial and Clayton Fixed Income Services LLC, as Asset Representation Reviewer (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on June 20, 2017).

Exhibit 10.6	Third Amended and Restated Servicing Agreement, dated as of January24, 2018, among ACAR Leasing Ltd., as Titling Trust, AmeriCredit Financial Services, Inc., d/b/a GM Financial, as Servicer, APGO Trust, as Settlor, and Wells Fargo Bank, National Association, as Collateral Agent(incorporated by reference from Exhibit 10.6 of the Annual Report on Form 10-K filed by GM Financial Automobile Leasing Trust 2017-2 (File No. 333-207859-07) with the SEC on March 27, 2018).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2018.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c)            Not Applicable.

ITEM 16.	FORM 10-K SUMMARY

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2018.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria(Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm(Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm(KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, GMF Leasing LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GMF LEASING LLC,
as Depositor

By:	/s/ Susan B. Sheffield
Name: Susan B. Sheffield
Title: Executive Vice President and Chief Financial Officer
Dated: March 8, 2019

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